Form 10-K
period 2022-12-31
DTE Electric Securitization Funding I LLC
filed 2023-03-20
CIK 1876068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-261612-01
Central Index Key Number of Issuing Entity: 0001876068
DTE Electric Securitization Funding I LLC

Commission File Number of Depositor and Sponsor: 1-2198
Central Index Key Number of Depositor and Sponsor: 0000028385
DTE Electric Company

Delaware	87-2027468
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
One Energy Plaza, Detroit, Michigan 48226-1279	313-235-4000
(Registrants address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer				☐
Accelerated filer				☐
Non-accelerated filer				☒
Smaller reporting company				☐
Emerging growth company				☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to 240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2022:	None

PricewaterhouseCoopers LLP	238	Los Angeles, California
(Auditor Name)	(Firm ID)	(Auditor Location)
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business
•Item 1A. Risk Factors
•Item 2. Properties
•Item 3. Legal Proceedings

Item 1B. Unresolved Staff Comments
None.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
•Item 6. [Reserved]
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk
•Item 8. Financial Statements and Supplementary Data
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
•Item 9A. Controls and Procedures

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding I LLC as of December 31, 2022:

Name	Age	Present Position Held Since
David S. Ruud	56
President and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Senior Vice President and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Christopher J. Allen	43
President and Treasurer of DTE Electric Securitization Funding I LLC		3/2022 to Present
Vice President and Treasurer of DTE Energy Company and DTE Electric Company		6//2021 to Present(1)
Timothy J. Lepczyk	40
President and Secretary of DTE Electric Securitization Funding I LLC		3/2022 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Lisa M. Pierro	42
Independent Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Senior Customer Staffing Specialist and Independent Director/Manager of Wolters Kluwer		3/2013 to Present
_______________________________________
(1)These executive officers have held various other positions at DTE Energy for five or more years.
DTE Electric Securitization Funding I LLC is a wholly-owned subsidiary of DTE Electric Company, which in turn is a wholly-owned subsidiary of DTE Energy Company.
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding I LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2022.

Item 11. Executive Compensation
Other than the annual independent manager fee of $2,300 paid to CT Corporation Staffing, Inc., DTE Electric Securitization Funding I, LLC does not pay any compensation to its managers or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Manager Lisa M. Pierro is an independent manager and an employee of CT Corporation Staffing, Inc.

Item 14. Principal Accountant Fees and Services
Omitted pursuant to General Instruction J of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	Refer to exhibit listing below.

(c)	None.

Exhibit Number	Description

(i) Exhibits filed herewith:

31.1	Certification pursuant to Rule 13a-14(d)/15(d)-14(d)

33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for DTE Electric Company, Servicer

33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of DTE Electric Company, Servicer

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee

35.1	Servicer Compliance Statement

(ii) Exhibits furnished herewith:

None.

(iii) Exhibits incorporated by reference:

3.1	Certificate of Formation of DTE Electric Securitization Funding I LLC (Exhibit 3.1 to Form SF-1 filed December 13, 2021, and incorporated herein by reference)

3.2
Amended and Restated Limited Liability Company Agreement, dated as of March 9, 2022, of DTE Electric Securitization Funding I LLC (Exhibit 3.2 to Form 8-K filed March 14, 2022, and incorporated herein by reference)

3.3	Amendment to Certificate of Formation of DTE Electric Securitization Funding I LLC (Exhibit 3.3 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

3.4
Amendment No. 1 dated March 16, 2022 to the Amended and Restated Limited Liability Company Agreement, dated as of March 9, 2022, of DTE Electric Securitization Funding I LLC (Exhibit 3.4 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

4.1
Indenture between DTE Electric Securitization Funding I LLC and The Bank of New York Mellon as the Indenture Trustee (including forms of the Senior Secured Securitization Bonds), dated as of March 17, 2022 (Exhibit 4.1 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

4.2
Series Supplement between DTE Electric Securitization Funding I LLC and The Bank of New York Mellon as the Indenture Trustee, dated as of March 17, 2022 (Exhibit 4.2 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.1
Securitization Property Servicing Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Servicer, dated as of March 17, 2022 (Exhibit 10.1 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.2
Securitization Property Purchase and Sale Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Seller, dated as of March 17, 2022 (Exhibit 10.2 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.3
Administration Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Administrator, dated as of March 17, 2022 (Exhibit 10.3 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

Item 16. Form 10-K Summary
None.

Item 1112(b). Significant Obligors of Pool Assets
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivative Instruments
None.

Item 1115(b). Certain Derivative Instruments
None.

Item 1117. Legal Proceedings
In the ordinary course of business, The Bank of New York Mellon ("BNY") is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY denies liability and intends to defend the litigations vigorously.

Item 1119. Affiliations and Certain Relationships and Related Transactions
DTE Electric Securitization Funding I LLC is a wholly-owned subsidiary of DTE Electric Company, which is the depositor, sponsor, and servicer.

Item 1122. Compliance with Applicable Servicing Criteria
Servicing Criteria 1122(d)(3)(ii) requires that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements. During the compliance period, the Servicer remitted certain estimated amounts that were in aggregate approximately $71,000 understated. The underpayments were self-identified and remediated upon discovery. Estimated remittances were reconciled to actual remittances in accordance with the Servicing Agreement such that the proper amounts were remitted to the custodial bank accounts by the end of the assertion period, and there were no delays in the payment of principal, interest, or other qualified costs relating to the Securitization Bonds. The Servicer has adopted procedures to address this issue in the future.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123. Servicer Compliance Statement
See Exhibit 35.1 of this Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Securitization Funding I LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC SECURITIZATION FUNDING I LLC
(Issuing Entity)

By:	DTE ELECTRIC COMPANY, as Servicer

/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
Date: March 20, 2023

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No such annual report, proxy statement, form of proxy or other soliciting material has been sent to registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.