Form 10-K
period 2023-12-31
DTE Electric Securitization Funding I LLC
filed 2024-03-20
CIK 1876068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2023:	None

PricewaterhouseCoopers LLP	238	Los Angeles, California
(Auditor Name)	(Firm ID)	(Auditor Location)
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
The following Items have been omitted pursuant to General Instruction J of Form 10-K:
•Item 1. Business
•Item 1A. Risk Factors
•Item 1C. Cybersecurity
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
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding I LLC as of December 31, 2023:

Name	Age	Present Position Held Since
David S. Ruud	57
President and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Executive Vice President and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Christopher J. Allen	44
Treasurer and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Vice President and Treasurer of DTE Energy Company and DTE Electric Company		6//2021 to Present(1)
Timothy J. Lepczyk	41
Secretary and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Lisa M. Pierro	43
Independent Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Senior Customer Staffing Specialist and Independent Director/Manager of Wolters Kluwer		3/2013 to Present
_______________________________________
(1)These executive officers have held various other positions at DTE Energy for five or more years.
DTE Electric Securitization Funding I LLC is a wholly-owned subsidiary of DTE Electric Company, which in turn is a wholly-owned subsidiary of DTE Energy Company.
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding I LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2023.

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

3.4
Amendment No. 1 dated March 16, 2022 to the Amended and Restated Limited Liability Company Agreement, dated as of March 9, 2022, of DTE Electric Securitization Funding I LLC (Exhibit 3.4 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

4.1
Indenture between DTE Electric Securitization Funding I LLC and The Bank of New York Mellon as the Indenture Trustee (including forms of the Senior Secured Securitization Bonds), dated as of March 17, 2022 (Exhibit 4.1 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

4.2
Series Supplement between DTE Electric Securitization Funding I LLC and The Bank of New York Mellon as the Indenture Trustee, dated as of March 17, 2022 (Exhibit 4.2 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.1
Securitization Property Servicing Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Servicer, dated as of March 17, 2022 (Exhibit 10.1 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.1.1
Amendment to Securitization Property Servicing Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Servicer, dated as of January 31, 2024 (Exhibit 10.1.1 to Form 8-K filed February 1, 2024, and incorporated herein by reference)

10.2
Securitization Property Purchase and Sale Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Seller, dated as of March 17, 2022 (Exhibit 10.2 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

10.3
Administration Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Administrator, dated as of March 17, 2022 (Exhibit 10.3 to Form 8-K filed March 17, 2022, and incorporated herein by reference)

Item 16. Form 10-K Summary
None.

Item 1112(b). Significant Obligors of Pool Assets
None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivative Instruments
None.

Item 1115(b). Certain Derivative Instruments
None.

Item 1117. Legal Proceedings
In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, "BNY Mellon") are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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
Date: March 20, 2024

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