Form 10-K
period 2024-12-31
DTE Electric Securitization Funding I LLC
filed 2025-03-19
CIK 1876068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-261612-01
Central Index Key Number of Issuing Entity: 0001876068
DTE Electric Securitization Funding I LLC

Commission File Number of Depositor and Sponsor: 1-2198
Central Index Key Number of Depositor and Sponsor: 0000028385
DTE Electric Company

Delaware	87-2027468
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
One Energy Plaza, Detroit, Michigan 48226-1221	313-235-4000
(Registrants address of principal executive offices)	(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

The aggregate market value of the member's equity held by non-affiliates of the Registrant as of June 30, 2024:	None

PricewaterhouseCoopers LLP	238	Detroit, Michigan
(Auditor Name)	(Firm ID)	(Auditor Location)
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

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The following are the managers and executive officers of DTE Electric Securitization Funding I LLC as of December 31, 2024:

Name	Age	Present Position Held Since
David S. Ruud	58
President and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Executive Vice President and Chief Financial Officer of DTE Energy Company and DTE Electric Company		5/2020 to Present(1)
Mark C. Rolling	57
Treasurer and Manager of DTE Electric Securitization Funding I LLC		8/2024 to Present
Senior Vice President – Finance and Treasurer of DTE Energy Company and DTE Electric Company		8/2024 to Present(1)
Timothy J. Lepczyk	42
Secretary and Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Assistant Treasurer of DTE Energy Company and DTE Electric Company		8/2021 to Present(1)
Lisa M. Pierro	44
Independent Manager of DTE Electric Securitization Funding I LLC		3/2022 to Present
Senior Customer Staffing Specialist and Independent Director/Manager of Wolters Kluwer		3/2013 to Present
_______________________________________
(1)These executive officers have held various other positions at DTE Energy for five or more years.
DTE Electric Securitization Funding I LLC is a wholly-owned subsidiary of DTE Electric Company, which in turn is a wholly-owned subsidiary of DTE Energy Company.
Code of Ethics
As a wholly-owned indirect subsidiary of DTE Energy Company, DTE Electric Securitization Funding I LLC, together with its managers and executive officers, is subject to DTE Energy Company’s Officer Code of Business Conduct and Ethics and its general standard of conduct, the DTE Energy Way. These policies, together with any waivers or amendments to these policies, can be found on the DTE Energy Company website, www.dteenergy.com/ethics. There were no waivers or amendments during 2024.

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

Item 1122. Compliance with Applicable Servicing Criteria
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.
The Bank of New York Mellon (the "Indenture Trustee") has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements.
The Indenture Trustee has represented to DTE Electric Securitization Funding I LLC that the material instances of noncompliance did not apply to the servicing functions performed for DTE Electric Securitization Funding I LLC.
According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls aimed at preventing missed payments.

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
Date: March 19, 2025

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